Form 10-K
period 2002-12-31
STRUCTURED ASSET MORTGAGE INVESTMENTS TRUST 2002-3
filed 2003-03-31
CIK 1212034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission File Number: 333-68542-01

               STRUCTURED ASSET MORTGAGE INVESTMENTS TRUST 2002-3
                    (PASS-THROUGH CERTIFICATES SERIES 2002-3)

             (Exact name of registrant as specified in its charter)


         DELAWARE                                          13-3633241

(State or other jurisdiction of incorporation or        (I.R.S. Employer
 organization)                                         Identification No.)

    383 MADISON AVENUE
       NEW YORK, NY                                           10179

(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (212) 272-2000

Securities registered pursuant to Section 12(b)
of the Act:                                                     None


Securities registered pursuant to Section 12(g) of the Act:     None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes        X              No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     NOT APPLICABLE.



State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

     NOT APPLICABLE.



Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     NOT APPLICABLE.



List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

     NOT APPLICABLE.

                                     PART I

ITEM 1.  BUSINESS.

     To the extent servicing functions such as receipt of funds and aggregation of information is required, the Trustee of the Trust performs such functions and consequently acts as servicer. All other information relating to the business of the trust has been omitted.

ITEM 2.  PROPERTIES.

     Not applicable.

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the "Trust"), the Trustee or the registrant with respect to the Trust.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     No established public trading market for the Certificate exists.

ITEM 6. SELECTED FINANCIAL DATA.

     Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Omitted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Not applicable.


ITEM 11. EXECUTIVE COMPENSATION.

     Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

ITEM 14  CONTROLS AND PROCEDURES

     Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


     (a)  Exhibits

     (99.1) Annual Certificate Of Compliance.

     (b) On May 15, 2002, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

          On December 31, 2003, and on March 28, 2003, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Not applicable.

     (d)  Not applicable.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

          Structured Asset Mortgage Investments Trust 2002-3 (Pass-Through Certificates Series 2002-3)
          (Registrant)

          Signed: Structured Asset Mortgage Investment Inc., as Depositor


          By:    /S/ JEFFREY MAYER
          Title: Chief Executive Officer and President
          Date:  March 31, 2003

                                  CERTIFICATION


I, Jeffrey Mayer, certify that:

I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Mortgage Investment Trust 2002-3;

Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports; and

I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: servicers or trustees for each of the underlying pooled asset backed securities and the Trustee of the Trust.



Date: March 31, 2003



/S/ JEFFREY MAYER
-----------------
Chief Executive Officer and President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


(a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

(a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.