Form 10-K
STRUCTURED ASSET MORTGAGE INVESTMENTS TRUST 2002-3
filed 2004-03-26
CIK 1212034

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2003


[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission file Number   333-68542-01

Structured Asset Mortgage Investments Trust 2002-3
(Pass-Through Certificates Series 2002-3)

(Exact name of registrant as specified in its charter)

Delaware                          13-3633241

(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

383 Madison Ave.
New York, NY                                             10179

(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:         212-272-2000

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

	Not Applicable


State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

	Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

	Not Applicable

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

	Not Applicable


                                    PART I

Item 1.  Business

      To the extent servicing functions such as receipt of funds and aggregation of information is required, the Trustee of the Trust performs such functions and consequently acts as servicer. All other information relating to the business of the trust has been omitted.

Item 2.  Properties

      Not applicable.

Item 3. Legal Proceedings

      The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the "Trust"), the Trustee or the registrant with respect to the Trust.

Item 4. Submission of Matters to a Vote of Security Holders
      None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      No established public trading market for the Certificate exists.

Item 6.  Selected Financial Data.

      Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Omitted.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

	Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

      None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.

Item 14.  Controls and Procedures

	Not applicable.


Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Exhibits

               (99.1) Annual Statement of Compliance


      (b)

      	On January 30, 2003; February 28, 2003; March 28, 2003;
	April 30, 2003; May 30, 2003; June 30, 2003; July 30, 2003;
	August 28, 2003; September 30, 2003; October 30, 2003; December 1, 2003;
      December 31, 2003, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates.

      (c)    Not applicable.

      (d)    Not Applicable.



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Structured Asset Mortgage Investment Trust 2002-3 (Pass-Through
Certificates  Series 2002-3)
(Registrant)

Signed: Structured  Asset Mortgage Investment Inc., as Depositor

      /s/ Jeffrey Mayer

      By: Jeffrey Mayer

      Title:  Chief Executive Officer and President

      Date:  March 24, 2004



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


Dated:               March 24, 2004

Signature:           /s/ Jeffrey Mayer

Title:               Chief Executive Officer and President



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURUSANT TO SECTION 12 OF THE ACT.

(a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

(a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.